Form 10-Q
period 2003-06-30
PDC 2001 A LP
filed 2003-08-13
CIK 1156221

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended June 30, 2003

or

[ ] Transition Report Pursuant to Section 13 of 15(d) of

the Securities Exchange Act of 1934

For the transition period from to

Commission file number 000-49673

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

PDC 2001-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PDC 2001-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

June 30, 2003 and December 31, 2002

Assets
	2003	2002
	(Unaudited)

Current assets:
Cash	$ 10,370	22,135
Accounts receivable - oil and gas revenues	246,205	310,091
Total current assets	256,575	332,226

Oil and gas properties, successful efforts method	5,651,311	5,644,019
Less accumulated depreciation, depletion
and amortization	1,647,888	1,378,239
	4,003,423	4,265,780

	$ 4,259,998	4,598,006

Current Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 4,257	11,447
Total current liabilities	4,257	11,447

Asset retirement obligation	7,845	-

Partners' Equity	4,247,896	4,586,559

	$4,259,998	4,598,006

See accompanying notes to financial statements.

PDC 2001-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three and Six Months ended June 30, 2003 and 2002

(Unaudited)

Three Months Ended June 30, Six Months Ended June 30,

	2003	2002	2003	2002
Revenues:
Sales of oil and gas	$ 319,966	490,891	690,110	839,466
Interest income	227	111	446	327
	320,193	491,002	690,556	839,793
Expenses:
Lifting cost	77,042	99,260	180,744	172,613
Direct administration cost	-	332	116	332
Depreciation, depletion, and amortization	121,335	108,639	267,868	412,945
Income tax preparation Independent engineering fee Impairment of oil and gas properties	- - - 198,377	- 1,420 225 209,876	- - - 448,728	1,420 225 4,560,861 5,148,396

Income (loss) before cumulative effect of accounting change	121,816	281,126	241,828	(4,308,603)

Cumulative effect of accounting change	-	-	(2,218)	-

Net income (loss) after cumulative effect of accounting change	$ 121,816	281,126	239,610	(4,308,603)

Net income (loss) per limited and additional general partner unit	$ 208	480	409	(7,346)

See accompanying notes to financial statements.

PDC 2001-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Six Months ended June 30, 2003

(Unaudited)
	Limited and Additional General Partners	Managing General Partner	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2002	$3,667,186	916,801	2,572	4,586,559

Distributions to partners	(459,470)	(114,866)	-	(574,336)

Comprehensive income:
Net income	191,688	47,922	-	239,610
Change in fair value of outstanding hedging positions			(2,205)
Less reclassification adjustments for settled contracts included in net income			(1,732)
Other comprehensive income			(3,937)	(3,937)
Comprehensive income				235,673

Balance, June 30, 2003	$ 3,399,404	849,857	(1,365)	4,247,896

See accompanying notes to financial statements.

PDC 2001-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Six Months ended June 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income (loss)	$ 239,610	(4,308,603)
Adjustments to reconcile net income (loss) to net cash
provided from operating activities:
Depreciation, depletion and amortization	267,868	412,945
Impairment of oil and gas properties	-	4,560,861
Cumulative effect of accounting change	2,218	-
Accretion of asset retirement obligation	116	-
Changes in operating assets and liabilities:
Decrease in accounts receivable - oil and gas revenues	64,208	113,080
Decrease in accounts payable	(11,449)	(11,050)
Net cash provided from operating activities	562,571	767,233

Cash flows from financing activities:
Distributions to partners	(574,336)	(772,408)
Net cash used by financing activities	(574,336)	(772,408)

Net decrease in cash	(11,765)	(5,175)
Cash at beginning of period	22,135	26,113
Cash at end of period	$ 10,370	20,938

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

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

4. Revenue Recognition

Sales of natural gas and oil are recognized when sold.

5. Derivative Instruments and Hedging Activities

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

6. Change in Accounting Principle

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

The Partnership had net working capital at June 30, 2003 of $252,318.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

Three months ended June 30, 2003 compared with June 30, 2002

Oil and gas sales for the three months ended June 30, 2003 were $319,966 compared to $490,891 for the three months ended June 30, 2002, a decrease of $170,925 or 34.8%. The volume of natural gas sold for the three months ended June 30, 2003, was 48,211 Mcf at an average sales price of $3.80 per Mcf compared to 102,989 Mcf at an average sales price of $1.98 per Mcf for the three months ended June 30, 2002. Oil sales were 4,766 barrels at an average sales price of $28.70 per barrel for the three months ended June 30, 2003 compared to 11,357 barrels at an average sales price of $25.28 per barrel for the three months ended June 30, 2002. The Lifting cost for the three months ended June 30, 2003 was $1.00 per Mcfe compared to $.58 per Mcfe for the three months ended June 30, 2002. While the Partnership experienced a net income of $121,816, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $290,899 to the partners during the three months ending June 30, 2003.

Six months ended June 30, 2003 compared with June 30, 2002

Oil and gas sales for the six months ended June 30, 2003 were $690,110 compared to $839,466 for the six months ended June 30, 2002, a decrease of $149,356 or 17.8%. The volume of natural gas sold for the six months ended June 30, 2003, was 113,513 Mcf at an average sales price of $3.67 per Mcf compared to 187,879 Mcf at an average sales price of $2.08 per Mcf for the six months ended June 30, 2002. Oil sales were 9,342 barrels at an average sales price of $29.30 per barrel for the six months ended June 30, 2003 compared to 18,681 barrels at an average sales price of $23.99 per barrel for the six months ended June 30, 2002. The Lifting cost for the six months ended June 30, 2003 was $1.07 per Mcfe compared to $.57 per Mcfe for the six months ended June 30, 2002. While the Partnership experienced a net income of $239,610, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $574,336 to the partners during the six months ending June 30, 2003.

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

Natural gas prices in Colorado remained low for most of 2002. In the fourth quarter of 2002 and continuing in the first six months of 2003, Colorado prices began to increase, although they continue to trail prices in other areas. The Managing General Partner believes the low prices in the Rocky Mountain Region, including Colorado, result from increasing local supplies that exceed the local demand and pipeline capacity available to move gas from the region. On May 1st of 2003, the Kern River pipeline expansion was completed and placed into service. The Kern River Pipeline Company has announced that the additional facilities will add about 900 million cubic feet per day of capacity for deliveries to Arizona, Nevada and southern California. This represents almost 30% of the prior pipeline capacity from the region to the West Coast and markets outside the region. The Managing General Partner believes that the completion and start-up of the pipeline eliminated or reduced the local supply surplus, leading to improved natural gas prices in the region.

Because of the uncertainty surrounding gas prices the Managing General Partner used hedging agreements to manage some of the impact of fluctuations in prices for the Managing General Partner and its various limited partnership's share of production. Through March of 2004 the Partnership has in place a series of costless collars and option contracts. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. For the period from July 2003 through October 2003, the Partnership has floors in place at $2.50 on 3,437 Mmbtu of monthly production and ceilings in place at $3.13 on 859 Mmbtu of monthly production. For the period November,

PDC 2001-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

2003 through March, 2004, the Partnership has floors in place at $3.50 on 2,062 Mmbtu of monthly production and ceilings in place at $5.26 on 2,062 Mmbtu of monthly production. Oil prices have softened from earlier in the year. While oil prices are influenced by supply and demand, global geopolitics may be the single most important determinant. The Managing General Partner also has in place at June 30, 2003, hedges on 447 barrels a month for its Wattenberg Field oil production for the period from July 2003 through December 2003 at a price of $30.00 per barrel. The fair value of these floors, ceilings and hedges as of June 30, 2003 is $(1,365).

As of June 30, 2003 the Partnership had option contracts for the sale of 13,747 Mmbtu of natural gas with an average ceiling price of $4.72 and for the sale of 24,057 Mmbtu of natural gas with an average floor price of $2.93. The Partnership also has hedging contracts for th sale of 2,682 barrels of oil at $30.00 per barrel.

Disclosure of Limitations

As the information above incorporates only those exposures that exist at June 30, 2003, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

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

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits
Exhibit Name	Exhibit Number

Rule 13a-14(a)/15d-14(a) Certifications by Chief Executive Officer	31
Rule 13a-14(a)/15d-14(a) Certifications by Chief Financial Officer	31
Section 1350 Certifications by Chief Executive Officer	32

Section 1350 Certifications by Chief Financial Officer	32

           (b) No reports on Form 8-K have been filed during the quarter ended

                June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PDC 2001-A Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: August 7, 2003	/s/ Steven R. Williams Steven R. Williams President

Date: August 7, 2003	/s/ Dale G. Rettinger Dale G. Rettinger Executive Vice President and Treasurer